Form 10-K
period 2021-12-31
Fortress Value Acquisition Corp. III
filed 2022-03-30
CIK 1824434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☐  No ☒

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
Yes ☒ No ☐

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on June 30, 2021, computed by reference to the closing price reported on the New York Stock Exchange on such date was $225,084,220 (22,921,000 shares at a closing price per share of $9.82).

As of March 28, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Value Acquisition Corp. III
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

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

PART I

References in this Annual Report to “we,” “us,” “company” or “our company” are to Fortress Value Acquisition Corp. III, a Delaware company. References to “management” or our “management team” are to our officers and directors. References to our “Sponsor” are to Fortress Acquisition Sponsor III LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our Founder Shares (as defined below) prior to our initial business combination. References to “Fortress” are to Fortress Investment Group LLC, a Delaware limited liability company.

Item 1. Business.
Introduction

We are a blank check company incorporated on August 28, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

In September 2020, we issued an aggregate of 8,625,000 shares of Class F common stock to our Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000, or approximately $0.003 per share. In November 2020, our Sponsor surrendered 2,875,000 shares of Class F common stock to the Company for no consideration, resulting in an aggregate of 5,750,000 shares of Class F common stock issued and outstanding. During 2021, our Sponsor transferred 25,000 Founder Shares each to three of our independent directors of the Company. Subsequent to these transfers, our Sponsor held 5,675,000 Founder Shares. On January 7, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 23,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $230,000,000.

Substantially concurrently with the closing of the Initial Public Offering, we consummated a private placement (“Private Placement”) of 5,066,667 warrants (the “Private Placement Warrants” and together with the “Public Warrants”, the “Warrants”), at a price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of $7,600,000, each exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in a U.S.-based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On February 22, 2021, we announced that, commencing February 25, 2021, the holders of our Units may elect to separately trade the Class A common stock and Public Warrants comprising the Units. Those Units not separated will continue to trade on the New York Stock Exchange (the “NYSE”) under the symbol “FVT.U”, and each of the shares of Class A common stock and Public Warrants that were separated trade on the NYSE under the symbols “FVT” and “FVT WS”, respectively.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build a company in the public markets. We are seeking a company in an industry that complements the experience and expertise of our management team and is a business that we think our transformative operating skills can help improve. Our selection process will leverage our team’s network of industry, private equity sponsor, credit fund sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We are deploying a pro-active, thematic sourcing strategy to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform companies and can help accelerate the target business’s growth and performance.

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire one or more businesses that we believe:

•are underperforming their potential in industries that are otherwise exhibiting stable or improving fundamentals. We intend to evaluate each industry and the target businesses within those industries based on several factors, including the potential for sustainable competitive advantage, growth in excess of gross domestic product, ability to generate attractive returns and the sustainability of profit margins. We plan to seek targets that will be compatible with our rigorous value creation process, whereby we identify several value enhancing initiatives prior to making the acquisition and install processes to implement and optimize those initiatives.

•are at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we can drive improved financial performance and where an acquisition may help facilitate growth. We believe that we are well-positioned to evaluate and improve a company’s growth prospects and help them realize the opportunities to create stockholder value following the consummation of a business combination.

•our management team understands well, including those where we believe we can drive meaningful operational improvements and efficiency gains, or enhance its strategic position by using technology solutions to differentiate its offering.

•have significant embedded and/or underexploited expansion opportunities. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions.
•exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace based on our company specific analysis and due diligence review. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of earnings, potential for operational improvements, corporate governance, customers, material contracts, and industry background and trends. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

•will offer attractive risk-adjusted equity returns for our stockholders. We will seek to acquire a target on terms and in a manner that leverages our experience in transformational investing. Financial returns will be evaluated based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’s earnings and an improved capital structure will be weighed against any identified downside risks.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own Founder Shares, shares of our common stock and/or Private Placement Warrants , and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in such person’s capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Initial Business Combination

The NYSE rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test. We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our Sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock owned by non-affiliates is less than $250 million or (2) we have less than $100 million in annual revenues and the market value of our common stock owned by non-affiliates is less than $700 million. Market value is calculated as of the prior June 30th.

Financial Position

With funds available for a business combination initially in the amount of $221,950,000 assuming no redemptions and after payment of $8,050,000 of deferred underwriting fees following the Initial Public Offering, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the outstanding equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

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

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors, advisors, and/or any of their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro-rata share of the Trust Account or vote against the business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares exceeding the number of shares equal to 15% of the aggregate shares sold in the Initial Public Offering (“Excess Shares”) without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our Sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any Founder Shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires Founder Shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in the Initial Public Offering or thereafter through open market purchases, it would be a public stockholder and subject to the 15% limitation in connection with any such redemption rights.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s Deposit/Withdrawal At Custodian system (“DWAC System”), rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro-rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro-rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro-rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month from the closing of the Initial Public Offering, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro-rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Our Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the Initial Public Offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without the approval of the holders of at least 65% of our common stock.

Our initial stockholders, who collectively beneficially own 20% of our common stock as of the closing of the Initial Public Offering, may participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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

• if our stockholders approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares; and

•we will not effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities are well-established and have extensive experience identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Moreover, many of these competitors possess greater financial, technical, human and other resources or more local industry knowledge than we do. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Certain of our officers and directors have fiduciary and contractual duties to Fortress and its affiliates. As a result, certain of our officers and directors will have a duty to offer acquisition opportunities to certain Fortress funds and other entities and will have no duty to offer such opportunities to us unless presented to them in their capacity as our officer or director. As a result, Fortress or any of their respective affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Fortress or any of its affiliates, including by Mr. McKnight, Mr. Furstein, Mr. Gillette, Ms. Cowen, Mr. Pack, Mr. Bass, Mr. Kaplan and other persons who may make decisions for the company, may be suitable for both us and for Fortress or any of its affiliates or clients, including Fortress Credit blank check companies (as defined below) and any Fortress PE blank check companies (as defined below), and may be directed initially to Fortress or such persons rather than to us. None of our officers and directors, Fortress or any of its affiliates or members of our management team who are also employed by Fortress or any of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as our director or officer and after they have satisfied their contractual and fiduciary obligations to other parties. Fortress generally intends to offer investment opportunities that fit within the investment program of a Fortress fund to such fund before offering it to us, and may choose to allocate all or part of any such opportunity to any Fortress affiliate or client or any business in which a Fortress affiliate, including Fortress Credit blank check companies and any Fortress PE blank check companies, has invested instead of offering such opportunity to us.

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

The Fortress Credit and the Real Estate business division of Fortress (“Fortress Credit”) is currently sponsoring one other blank check company, Fortress Value Acquisition Corp. IV (“FVAC IV” and together with any future blank check companies sponsored by Fortress Credit, the “Fortress Credit blank check companies”) and may continue to sponsor future blank check companies, formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. FVAC IV completed its initial public offering in March 2021, in which it sold 60,000,000 units, each consisting of one share of Class A common stock and one-eighth of one redeemable warrant to purchase one share of Class A common stock, for an offering price of $10.00 per unit, generating gross proceeds of $600,000,000. In April 2021, the underwriters exercised their over-allotment option and purchased 5,000,000 units to cover over-allotments made in the initial public offering generating additional gross proceeds of $50,000,000. FVAC IV’s units are traded on the NYSE under the symbol “FVIV.U” and its Class A common stock and warrants trade on the NYSE under the symbols “FVIV” and “FVIV WS”, respectively. FVAC IV has not yet announced or completed its initial business combination. We may compete with FVAC IV and future Fortress Credit blank check companies for business combination opportunities. Further, Mr. McKnight, our Chief Executive Officer and a director, is the Chairman of FVAC IV, Mr. Pack, our Chairman, is the Chief Executive Officer and director of FVAC IV, Mr. Bass, our Chief Financial Officer, is the Chief Financial Officer of FVAC IV, and Chief Financial Officer of FCAC, Mr. Kaplan, our Chief Operating Officer, is the Chief Operating Officer of FVAC IV, Alexander P. Gillette, our General Counsel, is the General Counsel of FVAC IV, Marc Furstein, a director, is a director of FVAC IV and Leslee Cowen, a director, is a director of FVAC IV.

Fortress’s private equity business (“Fortress PE”), which operates alongside Fortress Credit within the greater Fortress business, is currently sponsoring a blank check company, Fortress Capital Acquisition Corp. (“FCAC” and together with any future blank check companies sponsored by Fortress PE, the “Fortress PE blank check companies”), and may also sponsor future blank check companies formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. We may compete with future Fortress PE blank check companies for business combination opportunities. Further, Mr. Bass, our Chief Financial Officer, is the Chief Financial Officer of FCAC.

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

Fortress Credit and Fortress PE each have investment professionals that source transactions for their respective businesses and may compete with each other for investment opportunities that are appropriate for a blank check company like us. In making allocation decisions with respect to investment opportunities that could reasonably be expected to fit the investment objectives of one or more Fortress affiliates, Fortress anticipates that it will consider one or more of the following: the internal source of the investment opportunity; the objectives and investment programs of any such affiliate; any exclusive rights to investment opportunities that may have been granted to any such Fortress affiliate; the expected duration of the investment in light of a Fortress affiliate’s objectives and investment program; the amount of available capital (including financing); the magnitude of the investment opportunity; regulatory and tax considerations; the degree of risk arising from an investment; the expected investment return; relative liquidity; likelihood of current income; regulatory requirements; and/or such other factors as Fortress deems to be appropriate. These factors provide substantial discretion to Fortress to resolve conflicts of interest arising from limited investment opportunities. The internal source of an investment opportunity will play a particularly important factor in allocation decisions and we anticipate that business combination opportunities sourced within Fortress Credit will be offered to us before such opportunities are offered to the Fortress PE blank check companies and that business combination opportunities sourced within Fortress PE will be offered to the Fortress PE blank check companies before they are offered to us.

We do not believe that any potential conflicts with any other Fortress Credit blank check company or any Fortress PE blank check company would materially affect our ability to complete our initial business combination. In addition, future Fortress Credit blank check companies may differ in size and therefore different business combination opportunities that require more or less capital might be appropriate for one Fortress Credit blank check company but not the other. It is also possible that we will enter into exclusivity with respect to a transaction that is not ultimately consummated, and that during the applicable exclusivity period attractive opportunities will be offered and accepted by Fortress Credit blank check companies formed after us. Moreover, as discussed above, FCAC and any future Fortress PE blank check company will be sponsored by Fortress PE, which is a separate and distinct business group from Fortress Credit, and our board of directors and the majority of our management team consist of different individuals than those that may be on the boards of directors and management teams of FCAC and any future Fortress PE blank check companies.

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

Each of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including, FVAC IV and FCAC pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in such person’s capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

Periodic Reporting and Financial Information

We registered our Units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report contains financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock owned by non-affiliates is less than $250 million or (2) we have less than $100 million in annual revenues and the market value of our common stock owned by non-affiliates is less than $700 million. Market value is calculated as of the prior June 30th.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

• the lack of a market for our securities;

•the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock owned by non-affiliates is less than $250 million or (2) we have less than $100 million in annual revenues and the market value of our common stock owned by non-affiliates is less than $700 million. Market value is calculated as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares and any public shares held by them, in favor of our initial business combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need 8,625,001, or approximately 37.5% of the 23,000,000 public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all outstanding stock is voted) in order to have such initial business combination approved (or, if the applicable rules of the NYSE then in effect require approval by a majority of the votes cast by public stockholders, we would need 11,500,001 of the public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all outstanding stock is voted) in order to have an initial business combination approved). We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

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

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro-rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro-rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

As of December 31, 2021, we had approximately $132,907 in cash and $3,171,660 of accounts payable and accrued expenses and $200,000 of franchise tax payable. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. The initial deadline for us to complete our initial business combination is January 7, 2023, and our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or to continue as a going concern.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic is ongoing both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $230,000,000, are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds then held in the Trust Account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the Trust Account is reduced below $230,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In addition, if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the Initial Public Offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeemed and, in the event we seek stockholder approval of our initial business combination, we make purchases of our Class A common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

If the net proceeds of the Initial Public Offering and the Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial business combination.

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

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. The proceeds deposited in the trust account will not be available to pay such expenses prior to our initial business combination but could become subject to the claims of our creditors, which could have priority over the claims of our public stockholders.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the pre-business combination entity may need to pay additional premiums to extend the period during which directors and officers can provide notice with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account were invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds are restricted to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We may engage one or more of the underwriters of the Initial Public Offering or their affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after this offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of the underwriters of the Initial Public Offering, or their affiliates, to provide additional services, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm in connection with a potential initial business combination, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

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

Our amended and restated certificate of incorporation authorizes the issuance of (i) up to 500,000,000 shares, an increase from the 200,000,000 shares authorized as of December 31, 2020, of Class A common stock, par value $0.0001 per share, (ii) 50,000,000 shares, an increase from the 20,000,000 shares authorized as of December 31, 2020, of Class F common stock, par value $0.0001 per share and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 477,000,000 and 44,250,000 authorized but unissued shares of Class A and Class F common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.

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

As of December 31, 2021, assuming no redemption of the public shares, we have $221,950,000 available to us that we may use to complete our initial business combination (after payment $8,050,000 of deferred underwriting commissions being held in the Trust Account).

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

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a controlling 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity, other than amendments relating to the appointment of directors, which require the approval of holders of a majority of at least 90% of our outstanding common stock entitled to vote thereon (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders, as described herein), may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors or the target company’s personnel, and vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including the duration, severity and spread of the pandemic, actions taken to contain its spread, any further resurgence of COVID-19, the severity and transmission rates of new variants of COVID-19, the availability, distribution and efficacy of vaccines and therapeutics for COVID-19, and how quickly and to what extent normal economic and operating conditions can resume. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

Since the net proceeds of the Initial Public Offering and the Private Placement are intended to be used to complete an initial business combination with a target business which at the time of the Initial Public Offering had not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including our audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Excess Shares, without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If we have not consummated our initial business combination within 24 months of the closing of the Initial Public Offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not consummated our initial business combination within 24 months from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro-rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our amended and certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro-rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro-rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation, and only then in cases where investors have properly sought to redeem their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination with the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro-rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the Initial Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro-rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Upon the closing of the Initial Public Offering, our initial stockholders own 20% of our outstanding shares of common stock. In addition, the Founder Shares, all of which are held by our initial stockholders, entitles the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

In connection with our initial business combination, we may enter into an agreement or other arrangement with the stockholders of the target with respect to voting and other corporate governance matters following completion of the initial business combination, and such agreement or arrangement may provide for, or the target stockholders may require that such agreement provide for, nomination, designation or representation rights on the board of directors of the combined entity that may not be proportionate to our stockholders’ or such target stockholders’ ownership interest in the combined company.

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

We issued warrants to purchase 4,600,000 shares of our Class A common stock, at a price of $11.50 per share (subject to adjustment) as part of the Units sold in the Initial Public Offering, and issued in the Private Placement warrants to purchase an aggregate of 5,066,667 shares of Class A common stock at $11.50 per share (subject to adjustment). Prior to the Initial Public Offering, our Sponsor purchased an aggregate of 5,750,000 Founder Shares in a private placement. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as provided herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. McKnight and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for other employers, including Fortress, and other third parties with which they are affiliated, and, in the case of our officers and directors affiliated with Fortress, may have time and attention requirements for other companies, including blank check companies or funds that Fortress may sponsor or manage in the future. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to such individuals’ duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by Fortress or its affiliates, which may make investments in securities or other interests of or relating to companies in industries that we may make target for our initial business combination. Fortress and its affiliates will not have any duty to offer acquisition opportunities to us. Our officers and directors also serve or may in the future serve as officers and board members for other entities. In addition, our officers and directors affiliated with Fortress may have time and attention requirements for other blank check companies that Fortress may sponsor in the future. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance”.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. In particular, an affiliate of our Sponsor is currently sponsoring one other blank check company, FVAC IV, formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns and may continue to sponsor future blank check companies, formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. FVAC IV completed its initial public offering in March 2021, in which it sold 60,000,000 units, each consisting of one share of Class A common stock and one-eighth of one redeemable warrant to purchase one share of Class A common stock, for an offering price of $10.00 per unit, generating gross proceeds of $600,000,000. In April 2021, the underwriters exercised their over-allotment option and purchased 5,000,000 units to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $50,000,000. FVAC IV’s units are traded under the symbol “FVIV.U” and its Class A common stock and warrants trade under the symbols “FVIV” and “FVIV WS”, respectively. FVAC IV has not yet announced or completed its initial business combination. We may compete with FVAC IV and future Fortress Credit blank check companies for business combination opportunities.

Further, Mr. McKnight, our Chief Executive Officer and a director, is the Chairman of FVAC IV, Mr. Pack, our Chairman, is the Chief Executive Officer and director of FVAC IV, Mr. Bass, our Chief Financial Officer, is the Chief Financial Officer of FVAC IV, and Chief Financial Officer of FCAC, Mr. Kaplan, our Chief Operating Officer, is the Chief Operating Officer of FVAC IV, Alexander P. Gillette, our General Counsel, is the General Counsel of FVAC IV, Marc Furstein, a director, is a director of FVAC IV and Leslee Cowen, a director, is a director of FVAC IV.

Fortress PE, which operates alongside Fortress Credit within the greater Fortress business, is currently sponsoring a blank check company, FCAC, and may also sponsor future Fortress PE blank check companies formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. We may compete with FCAC and future Fortress PE blank check companies for business combination opportunities.

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

Moreover, Fortress and its affiliates, including our officers and directors who are affiliated with Fortress, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. Any other blank check company may also have terms that are the same or different than our terms, including terms that are more favorable to its investors and/or potential target businesses.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or participation in, one or more other blank check companies. For example, an affiliate of our Sponsor is currently sponsoring one other blank check company, FVAC IV, formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. In addition, our officers and directors who are affiliated with Fortress or its affiliates, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors, including Fortress. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance.” Such entities may compete with us for business combination opportunities. In particular, an affiliate of our Sponsor is currently sponsoring one other blank check company, FVAC IV, formed for the purpose of completing a business combination and, like us, focused on identifying a business that may provide opportunities for attractive risk-adjusted returns. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In September 2020, our Sponsor purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In November 2020, our Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in an aggregate of 5,750,000 Founder Shares issued and outstanding. During 2021, our Sponsor transferred 25,000 Founder Shares each to three of our independent directors of the Company. As such, our initial stockholders will collectively own 20% of our outstanding shares after the initial public offering. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor at the time of the Initial Public Offering purchased an aggregate of 5,066,667 Private Placement Warrants, each exercisable to purchase one share of our Class A common stock, for a purchase price of $7,600,000 in the aggregate, or $1.50 per warrant. The Private Placement Warrants will also be worthless if we do not complete a business combination.

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

Risks Relating to Litigation Involving Fortress-Sponsored SPACs

On August 16, 2021, an action captioned Kevin Burbige et al. v. ATI Physical Therapy, Inc. f/k/a Fortress Value Acquisition Corp., et al., No. 1:21-cv-04349, was filed in the United States District Court for the Northern District of Illinois against defendants ATI Physical Therapy, Inc., (“ATI”) f/k/a Fortress Value Acquisition Corp. II (“FVAC II”) and certain officers and directors thereof, including Andrew A. McKnight, Joshua A. Pack, Leslee Cowen and Marc Furstein. The individuals noted above were officers and directors of FVAC II and also serve as officers and directors of the Company. Such litigation, and any related litigation, could have an adverse impact on our ability to find a target business. On February 22, 2022, an action captioned Marc Bernstein v. MP Materials Corp. f/k/a Fortress Value Acquisition Corp., No. 2:22-cv-00315, was filed in the United States District Court for the District of Nevada against defendants MP Materials Corp. (“MP”) f/k/a Fortress Value Acquisition Corp. (“FVAC”) and certain officers and directors thereof, including Andrew A. McKnight, who serves as a director of the Company. Such litigation, and any related litigation, could have an adverse impact on the company’s ability to find a target business.

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

Risks Related to Our Internal Controls Over Financial Reporting

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management identified a material weakness in our internal controls over financial reporting relating to the accounting for complex financial instruments and concluded that our disclosure controls were not effective as of December 31, 2021.

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

As a result of such material weakness related to the above mentioned change, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 1345 Avenue of the Americas, New York, NY 10105. The cost for this space is included in the $20,000 monthly fee that we pay an affiliate of our Sponsor for office space and related support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

None.
Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases and Equity Securities.

Market Information.

Our Units, Class A common stock and warrants are traded on the NYSE under the symbols “FVT.U”, “FVT” and “FVT WS”, respectively. On February 22, 2021, we announced that, commencing February 25, 2021, the holders of our Units may elect to separately trade the Class A common stock and Public Warrants comprising the Units. Those Units not separated will continue to trade on the NYSE under the symbol “FVT.U”, and each of the shares of Class A common stock and Public Warrants that were separated trade on the NYSE under the symbols “FVT” and “FVT WS”, respectively.

Holders

As of February 28, 2022, there was 1 holder of record of our Units, 1 holder of record of our Class A common stock, 2 holders of record of our warrants and 4 holders of record of our Class F common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In September 2020, our Sponsor purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In November 2020, our Sponsor surrendered 2,875,000 shares of Class F common stock to the Company for no consideration, resulting in an aggregate of 5,750,000 shares of Class F common stock being issued and outstanding. During 2021, our Sponsor transferred 25,000 Founder Shares each to three of our independent directors of the Company. Our Sponsor, together with our independent directors, currently own 5,750,000 Founder Shares. In addition, our Sponsor purchased an aggregate of 5,066,667 Private Placement Warrants, each exercisable to purchase one common stock at $11.50 per share, at a price of $1.50 per warrant, in a Private Placement that closed simultaneously with the closing of our Initial Public Offering. Each Private Placement Warrant entitles the holder to purchase one common stock at $11.50 per share. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On January 7, 2021, we consummated our Initial Public Offering of 23,000,000 Units, with each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share, and one-fifth of one Public Warrant to purchase one share of Class A common stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Following the closing of the Initial Public Offering an aggregate of $230,000,000 was placed in the Trust Account.

The Company incurred $13,193,049 of offering costs in connection with the Initial Public Offering, inclusive of $8,050,000 of deferred underwriting commissions payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a business combination. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated January 4, 2021, which was filed with the SEC.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our registration statement for the Initial Public Offering, was declared effective on January 4, 2021. On January 7, 2021, we consummated the Initial Public Offering of 23,000,000 Units, which included the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000 and incurring offering costs of $13,193,049, inclusive of $8,050,000 in deferred underwriting commissions. Each Unit consists of one share of Class A common stock and one-fifth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment.

Substantially concurrently with the closing of the Initial Public Offering, we consummated the Private Placement of 5,066,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, with our Sponsor, generating gross proceeds of $7,600,000.

Upon the closing of the Initial Public Offering and the sale of the Private Placement Warrants, $230,000,000 ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in the Trust Account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On February 22, 2021, we announced that, commencing February 25, 2021, the holders of our Units may elect to separately trade the Class A common stock and Public Warrants comprising the Units. Those Units not separated will continue to trade on the New York Stock Exchange (the “NYSE”) under the symbol “FVT.U”, and each of the shares of Class A common stock and Public Warrants that were separated trade on the NYSE under the symbols “FVT” and “FVT WS”, respectively.

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

For the year ended December 31, 2021, we had net income of $1,697,520 which consisted of $26,609 in interest income and a non-cash $9,951,387 decrease in fair value of warrant liabilities, partially offset by a non-cash $2,396,195 loss on the excess of fair value over cash received for the Private Placement Warrants, $495,479 in offering costs related to warrant liabilities, $5,188,802 in general and administrative expenses and $200,000 in franchise tax expense. General and administrative expenses were primarily comprised of professional fees.

For the period from August 28, 2020 (inception) through December 31, 2020, we had a net loss of $19,749 which consisted of general and administrative expenses.

Liquidity and Capital Resources, Mandatory Redemption Date and Going Concern

As indicated in the accompanying financial statements, as of December 31, 2021, we had $132,907 in cash and $3,171,660 of accounts payable and accrued expenses and $200,000 of franchise tax payable. As such, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. Our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide working capital loans (“Working Capital Loans”) to us as may be required. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans through December 31, 2021. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant of the post-business combination entity. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2021. Subsequent to December 31, 2021, our Sponsor loaned us $175,000.

Additionally, if our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

If we are unable to complete a Business Combination by January 7, 2023, we will cease all operations except for the purpose of winding up. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 7, 2023 raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we were unable to continue as a going concern.

Other Related Party Transactions

Founder shares

In September 2020, our Sponsor purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In November 2020, our Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in an aggregate of 5,750,000 shares of Class F common stock being issued and outstanding. Our Sponsor agreed to forfeit an aggregate of up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On January 7, 2021, the underwriters exercised their over-allotment option in full. As a result, the 750,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination, on a one-for-one basis, subject to adjustment.

Note payable—related party

Prior to the Initial Public Offering, our Sponsor loaned us an aggregate of $61,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due on the earlier of July 31, 2021 and the closing of the Initial Public Offering. We repaid the promissory note in full on January 6, 2021.

Office space and related support services

During January 2021, we entered into an agreement with an affiliate of our Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the year ended December 31, 2021, we incurred and paid $237,419 in expenses for services provided by an affiliate of our Sponsor in connection with the aforementioned agreement.

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

Underwriting agreement

The underwriters are entitled to a deferred underwriting discount of $0.35 per Unit, or $8,050,000, which will be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption at the redemption value were presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of net income (loss) per common share. Earnings and losses are shared pro-rata between the two classes of shares. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per common share, basic and diluted for Class A common stock for the year ended December 31, 2021 was calculated by dividing (i) the allocation of net income of $1,358,016 by (ii) the weighted average number of shares of Class A common stock outstanding for the period.

Net income (loss) per common share, basic and diluted for Class F common stock for the year ended December 31, 2021 was calculated by dividing (i) the allocation of net income of $339,504 by (ii) the weighted average number of shares of Class F common stock outstanding for the period.

Net income (loss) per common share, basic and diluted for Class F common stock for the period from August 28, 2020 (inception) through December 31, 2020 was calculated by dividing (i) the net loss of $19,749 by (ii) the weighted average number of shares of Class F common stock outstanding for the period.

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

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Subtopic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to remeasurement at each balance sheet date and any change in fair value is recorded in the Company’s statements of operations. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities.

Recent accounting pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	99

Financial Statements:

Balance Sheets as of December 31, 2021 and 2020	100

Statements of Operations for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020	101

Statements of Changes in Stockholders’ Equity for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020	102

Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020	103

Notes to Financial Statements	104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Fortress Value Acquisition Corp. III:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fortress Value Acquisition Corp. III (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 7, 2023, then the Company will cease all operations except for the purpose of liquidation. The liquidity condition and date for mandatory redemption and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 29, 2022

PCAOB ID Number 100

FORTRESS VALUE ACQUISITION CORP. III
BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$132,907	$5,328
Prepaid expenses	312,153	—
Total current assets	445,060	5,328
Investments held in Trust Account	230,026,609	—
Deferred offering costs	—	364,614
Total Assets	$230,471,669	$369,942

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$3,171,660	$303,691
Note payable - related party	—	61,000
Franchise tax payable	200,000	—
Total current liabilities	3,371,660	364,691
Deferred underwriting commissions payable	8,050,000	—
Warrant liabilities	8,295,334	—
Total Liabilities	19,716,994	364,691

Commitments and Contingencies

Class A common stock subject to possible redemption; $0.0001 par value; 23,000,000 shares and no shares issued and outstanding at redemption value as of December 31, 2021 and 2020, respectively	230,000,000	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares and 200,000,000 shares authorized as of December 31, 2021 and 2020, respectively	—	—
Class F common stock, $0.0001 par value; 50,000,000 shares and 20,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 5,750,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(19,245,900)	(19,749)
Total Stockholders’ Equity	(19,245,325)	5,251
Total Liabilities and Stockholders’ Equity	$230,471,669	$369,942

The accompanying notes are an integral part of these financial statements.

FORTRESS VALUE ACQUISITION CORP. III
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from August 28, 2020 (inception) through December 31, 2020
General and administrative expenses	$5,188,802	$19,749
Franchise tax expense	200,000	—
Loss from operations	(5,388,802)	(19,749)

Other income (loss):
Interest income	26,609	—
Decrease in fair value of warrant liabilities	9,951,387	—
Fair value in excess of cash received for Private Placement Warrants	(2,396,195)	—
Offering costs related to warrant liabilities	(495,479)	—
Total other income (loss)	7,086,322	—

Net income (loss)	$1,697,520	$(19,749)

Weighted average shares outstanding, Class A common stock	23,000,000
Basic and diluted net income per share, Class A common stock	$0.06

Weighted average shares outstanding, Class F common stock	5,737,671	5,000,000
Basic and diluted net income (loss) per share, Class F common stock	$0.06	$(0.00)

The accompanying notes are an integral part of these financial statements.

FORTRESS VALUE ACQUISITION CORP. III
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended December 31, 2021 and
for the period from August 28, 2020 (inception) through December 31, 2020

	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - August 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F common stock to the Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(19,749)	(19,749)
Balance - December 31, 2020	—	—	5,750,000	575	24,425	(19,749)	5,251
Remeasurement of Class A common stock subject to possible redemption to redemption value (see Note 6)	—	—	—	—	(24,425)	(20,923,671)	(20,948,096)
Net income	—	—	—	—	—	1,697,520	1,697,520
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(19,245,900)	$(19,245,325)

The accompanying notes are an integral part of these financial statements.

FORTRESS VALUE ACQUISITION CORP. III
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from August 28, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,697,520	$(19,749)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from investments held in Trust Account	(26,609)	—
Decrease in fair value of warrant liabilities	(9,951,387)	—
Fair value in excess of cash received for Private Placement Warrants	2,396,195	—
Offering costs related to warrant liabilities	495,479	—
Changes in operating assets and liabilities:
Prepaid expenses	(312,153)	—
Accounts payable and accrued expenses	2,895,634	19,146
Franchise tax payable	200,000	—
Net cash used in operating activities	(2,605,321)	(603)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class F common stock to Sponsor	—	25,000
Proceeds from Sponsor loan	—	61,000
Repayment of Sponsor loan	(61,000)	—
Proceeds received from Initial Public Offering of Units, net of underwriting commissions paid	225,400,000	—
Payment of offering costs	(206,100)	(80,069)
Proceeds received from issuance of Private Placement Warrants	7,600,000	—
Net cash provided by financing activities	232,732,900	5,931

Net change in cash	127,579	5,328
Cash - beginning of the period	5,328	—
Cash - end of the period	$132,907	$5,328

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$8,050,000	$—

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

All activity from August 28, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the completion of the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
Upon the closing of the Initial Public Offering and the sale of the Private Placement Warrants, $230,000,000 ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee.

As of December 31, 2021, the Company had $132,907 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Stockholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount in the Trust Account (approximately $10.00 per share as of December 31, 2021) , plus any pro-rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company’s amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and capital resources, mandatory redemption date and going concern

As of December 31, 2021, the Company had $132,907 in cash and $3,171,660 of accounts payable and accrued expenses and $200,000 of franchise tax payable. As such, the Company does not believe it has sufficient liquidity to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 3).

If the Company is unable to complete a Business Combination by January 7, 2023, the Company will cease all operations except for the purpose of winding up. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 7, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company were unable to continue as a going concern.

Separate trading of Class A common shares and Public Warrants

On February 22, 2021, the Company announced that, commencing February 25, 2021, the holders of the Company’s Units may elect to separately trade the Class A common stock and Public Warrants comprising the Units. Those Units not separated will continue to trade on the New York Stock Exchange (the “NYSE”) under the symbol “FVT.U”, and each of the shares of Class A common stock and Public Warrants that were separated trade on the NYSE under the symbols “FVT” and “FVT WS”, respectively.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
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

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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
NOTES TO FINANCIAL STATEMENTS
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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020, respectively.

Investments held in trust account

The investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. The Company had $230,026,609 and no investments held in the Trust Account as of December 31, 2021 and 2020, respectively.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and totaled $13,193,049, inclusive of $8,050,000 in deferred underwriting commissions and $256,879 in unpaid offering costs. Offering costs of $12,697,570 were related to the issuance of Class A common stock and charged to temporary equity and $495,479 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption at the redemption value were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets (see Note 6). As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s statements of operations include a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of net income (loss) per common share. Earnings and losses are shared pro-rata between the two classes of shares. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per common share, basic and diluted for Class A common stock for the year ended December 31, 2021 was calculated by dividing (i) the allocation of net income of $1,358,016 by (ii) the weighted average number of shares of Class A common stock outstanding for the period.

Net income (loss) per common share, basic and diluted for Class F common stock for the year ended December 31, 2021 was calculated by dividing (i) the allocation of net income of $339,504 by (ii) the weighted average number of shares of Class F common stock outstanding for the period.

Net income (loss) per common share, basic and diluted for Class F common stock for the period from August 28, 2020 (inception) through December 31, 2020 was calculated by dividing (i) the net loss of $19,749 by (ii) the weighted average number of shares of Class F common stock outstanding for the period.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2021 and 2020, respectively, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
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

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Subtopic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to remeasurement at each balance sheet date and any change in fair value is recorded in the Company’s statements of operations. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

3.    Related Party Transactions

Founder shares

In September 2020, the Company issued an aggregate of 8,625,000 shares of Class F common stock to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. In November 2020, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in an aggregate of 5,750,000 shares of Class F common stock issued and outstanding. The Sponsor agreed to forfeit an aggregate of up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On January 7, 2021, the underwriters exercised their over-allotment option in full. As a result, the 750,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination, on a one-for-one basis, subject to adjustment (see Note 5).

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. During 2021, the Sponsor transferred 25,000 Founder Shares each to three independent directors of the Company. Subsequent to these transfers, the Sponsor held 5,675,000 Founder Shares.

Private placement warrants

Substantially concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate 5,066,667 Private Placement Warrants in the Private Placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
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

Office space and related support services

During January 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2021, the Company incurred and paid $237,419 in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant of the post-business combination entity. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2021. Subsequent to December 31, 2021, the Sponsor loaned $175,000 to the Company.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

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

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the Initial Public Offering. The underwriters exercised their over-allotment in full concurrently with the closing of the Initial Public Offering. The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4,600,000 paid upon the closing of the Initial Public Offering. Additionally, a deferred underwriting discount of $0.35 per Unit, or $8,050,000 will be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

5.    Warrant Liabilities

The Company has outstanding Public Warrants to purchase an aggregate of 4,600,000 shares of the Company’s common stock and outstanding Private Placement Warrants to purchase an aggregate of 5,066,667 shares of the Company’s common stock (including warrants issued in connection with the exercise of the over-allotment option).

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2020	$—
Initial measurement on January 7, 2021 - Initial Public Offering	18,246,721
Decrease in fair value of warrant liabilities	(9,951,387)
Warrant liabilities as of December 31, 2021	$8,295,334

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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
NOTES TO FINANCIAL STATEMENTS

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
▪if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to warrant holders;
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
NOTES TO FINANCIAL STATEMENTS
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

6.    Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

As of December 31, 2021, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Initial fair value of public warrant liability	(8,250,526)
Class A common stock offering costs	(12,697,570)
Plus:
Remeasurement of Class A common stock subject to possible redemption to redemption value	20,948,096
Class A common stock subject to possible redemption	$230,000,000

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
7.    Stockholders’ Equity

Class A common stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the shares of Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding and all shares of Class A common stock were subject to possible redemption and included in temporary equity (see Note 6). As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class F common stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share on each matter on which they are entitled to vote. The Class F common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of December 31, 2021 and 2020, there were 5,750,000 shares, respectively, of Class F common stock issued and outstanding.

Only holders of the Founder Shares will have the right to elect all of the Company’s directors prior to the initial Business Combination. Otherwise, holders of Class A common stock and Class F common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law or the applicable rules of the NYSE then in effect.

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

Preferred stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no shares of preferred stock issued and outstanding.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
8.    Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	December 31, 2021
	Fair Value	Valuation Method
Assets
Investments held in Trust Account	$230,026,609	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$3,634,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$4,661,334	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities

As of December 31, 2021 and 2020, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments.

Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury securities money market fund as of December 31, 2021. None of the balance in the Trust Account was held in cash as of December 31, 2021.

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on January 7, 2021(1) - Initial Public Offering	9,996,195	8,250,526	18,246,721
Change in fair value(2)(3)	(5,334,861)	(4,616,526)	(9,951,387)
Fair value as of December 31, 2021(4)	$4,661,334	$3,634,000	$8,295,334
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

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

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

(2)	Changes in valuation are recognized in change in fair value of warrant liabilities in the statements of operations.
(3)
Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $4,784,000 during 2021.

(4)	The key inputs into the modified Black-Scholes option pricing model for the Private Placement Warrants were as follows as of December 31, 2021:

Input	December 31, 2021
Risk-free interest rate	1.26%
Volatility	15.0%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50
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

9.    Income Tax

The Company’s net deferred tax asset is as follows:

December 31, 2021
Deferred tax asset
Organizational costs and net operating loss	$1,130,208
Total deferred tax asset	1,130,208
Valuation allowance	(1,130,208)
Deferred tax asset, net of valuation allowance	$—

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
The income tax provision consists of the following:

December 31, 2021
Federal:
Current	$—
Deferred	1,126,061

State:
Current	—
Deferred	—
Change in valuation allowance	(1,126,061)
Income tax provision	$—

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

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the relevant taxing authority. The income tax provision for 2020 was deminimis.

10.    Subsequent Events
The notes to the financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2021 (referred to as “subsequent events”) through the date these financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective relating to the Company’s accounting for complex financial instruments. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for the year presented herein.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 7, 2021 and its interim financial statements for the quarters ended September 30, 2021, June 30, 2021 and March 31, 2021.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments. The Company’s management has expended, and will continue to expend a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and improved these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

There were no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers are as follows:

Name	Age	Title
Andrew A. McKnight	44	Chief Executive Officer, Director
Joshua A. Pack	48	Chairman
Daniel N. Bass	55	Chief Financial Officer
Micah B. Kaplan	36	Chief Operating Officer
Alexander P. Gillette	44	General Counsel
Marc Furstein	54	Director
Leslee Cowen	49	Director
Noha H. Carrington	58	Director
Amy Noblin	51	Director
Christopher W. Haga	54	Director

Andrew A. McKnight serves as a director and as the company’s Chief Executive Officer. Mr. McKnight is a Managing Partner of the Credit Funds business at Fortress. Mr. McKnight is based in Dallas and heads the liquid credit investment strategies at Fortress, serves on the investment committee for the Credit Funds business at Fortress and is a member of the Management Committee of Fortress. Mr. McKnight previously served on the board of directors of Mosaic Acquisition Corp. (“Mosaic”) from 2017 until the consummation of its initial business combination in January 2020. Additionally, Mr. McKnight served as the Chief Executive Officer of Fortress Value Acquisition Corp. (“FVAC I”) from its inception in January 2020 until the consummation of its initial business combination in November 2020. Mr. McKnight has served on the board of directors of FVAC I from its inception and has continued to serve as a director and as a member of the Compensation Committee of MP Materials Corp. since the consummation of its initial business combination with FVAC I. Mr. McKnight also served on the board of directors and as the Chief Executive Officer of Fortress Value Acquisition Corp. II (“FVAC II”) from its inception in June 2020 until the consummation of its initial business combination in June 2021 and Chairman of Fortress Value Acquisition Corp. IV’s (“FVAC IV”) board of directors from March 2021. Prior to joining Fortress in February 2005, Mr. McKnight was the trader for Fir Tree Partners where he was responsible for analyzing and trading high yield and convertible bonds, bank debt, derivatives and equities for the value-based hedge fund. Prior to Fir Tree Partners, Mr. McKnight worked on Goldman, Sachs & Co.’s distressed bank debt trading desk. Mr. McKnight received a B.A. in Economics from the University of Virginia. Mr. McKnight’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Joshua A. Pack serves as Chairman of the company’s board of directors. Mr. Pack is a Managing Partner of the Credit Funds business at Fortress. Mr. Pack has 20 years of credit investment and workout experience through multiple credit cycles. Mr. Pack is based in Dallas and heads the illiquid credit investment strategies at Fortress, serves on the investment committee for the Credit Funds business at Fortress and is a member of the Management Committee of Fortress. Since joining the Credit Funds business at Fortress at its inception in 2002, Mr. Pack has analyzed, structured and negotiated hundreds of lending, structured equity and real estate transactions. Prior to joining Fortress, Mr. Pack was a Vice President with Wells Fargo & Co. in the capital markets group. Before that, Mr. Pack was a Vice President with American Commercial Capital, an independent specialty finance company focused on corporate and real estate lending to middle market businesses that was subsequently acquired by Wells Fargo & Co. in 2001. Mr. Pack serves as a director on multiple boards of directors and is on the board of directors of the San Diego Zoo Global Foundation. Mr. Pack previously served on the board of directors of Mosaic from 2017 until the consummation of its initial business combination in January 2020. Additionally, Mr. Pack served as the Chairman of FVAC I’s board of directors from April 2020 until the consummation of its initial business combination in November 2020, as the Chairman of FVAC II’s board of directors from August 2020 until the consummation of its initial business combination in June 2021 and serves as the Chief Executive Officer and director of FVAC IV from October 2020. Mr. Pack attended the United States Air Force Academy and received a B.A. in Economics from California State University, San Marcos. Mr. Pack’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Daniel N. Bass serves as the company’s Chief Financial Officer. Mr. Bass has served as Chief Financial Officer of Fortress since 2003, leading the firm’s finance, accounting, tax, corporate real estate, information technology, HR and corporate development functions. At Fortress, Mr. Bass supported the business growth in AUM from $3 billion to $80 billion. Mr. Bass was the Chief Financial Officer of Fortress for the entire time it was a public company (NYSE:FIG) (2007-2017). Mr. Bass also co-led the completed merger with SoftBank which closed in December 2017. Prior to joining Fortress, Mr. Bass was the Chief Financial Officer of the Corporate Investments division at Deutsche Bank. The division housed over $100 billion in firm assets worldwide. Also, while at Deutsche Bank, Mr. Bass was the global Business Area Controller of the Investment Banking division. In this capacity, he supported growth of the bank’s global investment banking division, including integration of the Banker’s Trust accounting team upon acquisition. Prior to Deutsche Bank, Mr. Bass was with PricewaterhouseCoopers LLP’s international tax practice where he advised multi-national & international banks on US & global tax matters. Mr. Bass is a board member of the Real Estate Center at Florida State University. Mr. Bass served as the Chief Financial Officer of FVAC I from its inception in January 2020 until the consummation of its initial business combination in November 2020, as the Chief Financial Officer of FVAC II from its inception in June 2020 until the consummation of its initial business combination in June 2021, as the Chief Financial Officer of FVAC IV from its inception in October 2020 and as the Chief Financial Officer of Fortress Capital Acquisition Corp. since September 2020. Mr. Bass received both a B.S. and a Masters in Accounting from Florida State University.

Micah B. Kaplan serves as the company’s Chief Operating Officer. Mr. Kaplan is a Managing Director in the Corporate Debt and Securities Group at Fortress, where he is responsible for the sourcing, underwriting and execution of public and private debt and equity investments across a broad range of industries. Additionally, Mr. Kaplan served as the Chief Operating Officer of FVAC I from its inception in January 2020 until the consummation of its initial business combination in November 2020 and served as the Chief Operating Officer of FVAC II from its inception in June 2020 until the consummation of its initial business combination in June 2021 and has served as the Chief Operating Officer of FVAC IV since its inception in October 2020. Prior to joining Fortress in July 2011, Mr. Kaplan was a research analyst at Bank of America Merrill Lynch, where he analyzed and published research on high yield issuers. Mr. Kaplan received a B.A. in Political Science from the University of Pennsylvania.

Alexander P. Gillette serves as the Company’s General Counsel. Mr. Gillette is the Deputy General Counsel and a Managing Director of Fortress. Mr. Gillette joined Fortress in 2008 after six years at Cleary Gottlieb Steen & Hamilton LLP, where he specialized in mergers and acquisitions, private equity, venture capital and other corporate transactions. Additionally, Mr. Gillette served as the General Counsel of FVAC II from its inception in June 2020 until the consummation of its initial business combination in June 2021 and has served as the General Counsel of FVAC IV since its inception in October 2020. Mr. Gillette received a B.A with high distinction in the distinguished major in political and social thought from the University of Virginia and a J.D. with honors from the University of Chicago Law School.

Marc Furstein serves as a director of the company. Mr. Furstein is the President of Credit Funds at Fortress and is also a member of the firm’s Management Committee. Additionally, Mr. Furstein served as a director of FVAC II from August 2020 until the consummation of its initial business combination in June 2021 and serves as a director of FVAC IV from March 2021. Prior to joining Fortress in July 2001, Mr. Furstein co-founded and was the Chief Operating Officer of American Commercial Capital (a specialty finance company) and Coronado Advisors (an SEC registered broker dealer). Both companies were sold to Wells Fargo in 2001. Prior to that, Mr. Furstein was co-manager of the opportunistic real estate loan business of Goldman, Sachs & Co. In that position, he structured and negotiated senior and mezzanine commercial loans and acquisition facilities. Mr. Furstein was also involved in the acquisition of distressed business, consumer and real estate loans and had responsibility for the management of such assets. In this role, he designed and oversaw the implementation of financial reporting, tax, compliance and asset management systems, policies and procedures. Mr. Furstein started his career in Goldman’s Financial Institutions Group, where he focused on M&A transactions and corporate finance. Mr. Furstein received a B.A. from Columbia University and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Furstein’s significant investment, financial and infrastructure expertise makes him well qualified to serve as a member of our board of directors.

Leslee Cowen serves as a director of the company. Ms. Cowen is a Managing Director in the Credit Funds business at Fortress, co-head of the liquid credit investment strategies, and a member of the investment committee. Ms. Cowen also serves on the Management Committee of Fortress. Additionally, Ms. Cowen served as a director of FVAC II from August 2020 until the consummation of its initial business combination in June 2021 and serves as a director of FVAC IV from March 2021. Prior to joining Fortress in 2002, Ms. Cowen was at the Baupost Group, a value investment firm, where she was responsible for the acquisition of public and private distressed debt and equity securities, as well as the acquisition of non-performing loan portfolios. Previously, Ms. Cowen was an associate at the Argentum Group, a venture capital firm, where she was involved in several roll-up transactions. Ms. Cowen started her career as an analyst at The Blackstone Group in the private equity and M&A groups. Currently she serves on multiple non-profit boards. Ms. Cowen received a B.S. degree from the Wharton School at the University of Pennsylvania with concentrations in finance, accounting and multinational management. Ms. Cowen’s significant financial and investment expertise makes her well qualified to serve as a member of our board of directors.

Noha H. Carrington serves as a director of the company. Ms. Carrington has served as the Chief Executive Officer of Carrington Advisors, LLC since June 2006, providing FinTech advisory services to early stage companies. From March 2019 to April 2020, Ms. Carrington was the Co-Founder and Chief Operating Officer of Wellpay, Inc. From January 2018 to September 2019, she was the Chief Financial Officer and Chief Operating Officer of UpLift, Inc. Previously, Ms. Carrington was a Principal at Trilogy Advisors, a venture capital firm, where she was responsible for portfolio risk management and executing trades for a variety of investments including equity, fixed income, foreign exchange and derivatives. Prior to her buy-side experience, Ms. Carrington spent fifteen years as a global equity derivative sales trader advising hedge funds globally with firms such as Morgan Stanley, Salomon Brothers and Goldman Sachs. Ms. Carrington received her B.S. in Finance from the University of Connecticut and her M.B.A. in Finance from New York University Stern Business School. Ms. Carrington serves on the Board of the University of Connecticut and is a member of both the Investment and Governance committees since 2013. Ms. Carrington’s extensive financial and management experience make her well qualified to serve as a member of our board of directors.

Amy Noblin serves as a director of the company. Ms. Noblin has 25 years of experience identifying investment opportunities and advising companies in the consumer, retail and digital sectors. Most recently, Ms. Noblin was a Principal, Business Development at TSG Consumer Partners from June 2017 until May 2020, where she was responsible for identifying and diligencing new investment opportunities, both domestically and internationally. Prior to joining TSG, Ms. Noblin was an equity research analyst at William Blair from November 2011 to January 2017, and held similar roles at Weeden & Co., Pali Capital, Banc of America Securities and Donaldson, Lufkin & Jenrette. In her role, Ms. Noblin advised public and private consumer companies on brand strategy, brand development and value creation, worked on numerous initial public and secondary offerings and consulted institutional and hedge fund managers on their consumer portfolios. Prior to her sell-side career, Ms. Noblin worked in the retail industry in a merchandising role with Saks Fifth Avenue, Harold’s Stores and Neiman Marcus. She graduated from Texas A&M University with a B.S. in Economics. Ms. Noblin’s extensive investment experience, financial acumen and consumer industry expertise make her well qualified to serve as a member of our board of directors.

Christopher W. Haga serves as a director of the company. Mr. Haga has been a private investor through his firm ZG Risk, LLC since June 2020, with current interests in theater exhibition and renewable energy. He is a former partner of Carlson Capital, L.P., an alternative asset management firm based in Dallas, Texas, which he joined in 2003 and where he served as head of Strategic Investments and was a member of its firmwide Investment Committee until December 2019. Mr. Haga has over 30 years of experience in finance and investments across traded credit and private debt and equity. Mr. Haga has served on a number of public and private company boards and is currently a director of CTO Realty Growth Inc. (NYSE American: CTO) and served as a director of SWK Holdings Corporation through January 2022 (NASDAQ: SWKH). Mr. Haga graduated from the University of North Carolina at Chapel Hill with a B.S. in Business Administration and received his M.B.A. from the University of Virginia. Mr. Haga’s extensive financial and management experience make him well qualified to serve as a member of our board of directors.

Number, Terms of Office, Actions and Election of Officers and Directors

Our board of directors consists of seven members. Holders of our Class F common stock have the right to elect all of our directors prior to consummation of our initial business combination and holders of our Class A common stock will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our common stock (or, prior to our initial business combination, a majority of the holders of our Founder Shares).

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

Status as a Controlled Company

Following our initial public offering, only holders of our Founder Shares have the right to vote on the election of directors. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE”) corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Upon ceasing to be a controlled company, we will take all action necessary to comply with the NYSE corporate governance standards, including appointing a majority of independent directors to our board of directors, subject to a permitted “phase-in” period.

Director Independence

We intend to utilize the exemption from the requirement that we have a board of directors that includes a majority of “independent directors,” as defined under the rules of the NYSE. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Noha H. Carrington, Amy Noblin and Christopher W. Haga is independent under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and an exception for “controlled companies,” the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Our board of directors has established an audit committee of the board of directors. The members of our audit committee are Mr. Haga, Ms. Carrington and Ms. Noblin. Ms. Carrington and Mr. Haga serve as the co-chairs of the audit committee.

Each member of the audit committee meets the financial literacy requirements of the NYSE and our board of directors has determined that each of Ms. Carrington and Mr. Haga qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

The audit committee is governed by a charter that complies with the rules of the NYSE.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. The members of our compensation committee are Mr. Haga, Ms. Carrington and Ms. Noblin. Ms. Carrington and Mr. Haga serve as the co-chairs of the compensation committee.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

•determining and approving the compensation of our executive officers; and

•reviewing and approving incentive compensation and equity compensation policies and programs.

The compensation committee is governed by a charter that complies with the rules of the NYSE.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee. The members of our nominating and corporate governance are Mr. Haga, Ms. Carrington and Ms. Noblin. Ms. Carrington and Mr. Haga serve as co-chairs of the nominating and corporate governance committee.

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

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

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

Compensation Committee Interlocks and Insider Participation

Aside from Mr. McKnight, who serves as Chief Executive Officer of FVAC III and was on the compensation committee of FVAC IV until April 2021, none of our officers currently serves or have, in the past year, served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on our website, www.fortressvalueac3.com. Any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics will be disclosed on such website promptly following the date of such amendment or waiver.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in such person’s capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

•Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering. However, if our Sponsor, officers and directors acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earliest to occur of: (A) one year after the completion of our initial business combination; (B) subsequent to our initial business combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination; and (C) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgement in some circumstances and insures us against our obligations to indemnify our officers and directors. We believe that these provisions, the insurance and indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

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

We entered into an agreement with an affiliate of our Sponsor pursuant to which we pay such affiliate a total of $20,000 per month for office space and related support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

The following table sets forth information available to us at March 28, 2022 with respect to our common stock held by:

•Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•Each of our executive officers and directors that beneficially own common stock; and

•All of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of March 28, 2022.

Name and Address of Beneficial Owner (1)	Numbers of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Fortress Acquisition Sponsor III LLC (our sponsor)	5,675,000(2)(3)	19.8%
Empyrean Capital Overseas Master Fund, Ltd. (4)	1,500,000	6.5%
Marc Furstein	30,000(5)	*
Andrew A. McKnight	30,000(6)	*
Noha H. Carrington	25,000(2)	*
Christopher W. Haga	25,000(2)	*
Amy Noblin	25,000(2)	*
Joshua A. Pack	12,500(7)	*
Daniel N. Bass	4,000(8)	*
Alexander P. Gillette	2,500(9)	*
Micah B. Kaplan	—	*
Leslee Cowen	—	*
All officers and directors as a group (10 individuals)	154,000(10)	*
*Less than one percent.
(1)Unless otherwise noted, the business address of each of the following entities or individuals is c/o Fortress Value Acquisition Corp. III, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(2)Interests shown consist solely of Founder Shares. The Founder Shares will convert into Class A common stock at the time of our initial business combination, on a one-for-one basis, subject to adjustment.
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

(5)Consists of 30,000 shares of Class A common stock as part of units purchased directly from the underwriters in connection with the Initial Public Offering.
(6)Consists of 30,000 shares of Class A common stock as part of units purchased directly from the underwriters in connection with the Initial Public Offering.
(7)Consists of 12,500 shares of Class A common stock as part of units purchased directly from the underwriters in connection with the Initial Public Offering.
(8)Consists of 4,000 shares of Class A common stock as part of units purchased directly from the underwriters in connection with the Initial Public Offering.
(9)Consists of 2,500 shares of Class A common stock as part of units purchased directly from the underwriters in connection with the Initial Public Offering.
(10)Consists of 79,000 shares of Class A common stock as part of units purchased directly from the underwriters in connection with the Initial Public Offering and 75,000 Founder Shares.

Our initial stockholders beneficially own, on an as-converted basis, 20% of our issued and outstanding common stock and have the right to elect all of our directors prior to our business combination as a result of holding all of the Founder Shares. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

In September 2020, our Sponsor purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In November 2020, our Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration, resulting in an aggregate of 5,750,000 Founder Shares issued and outstanding. During 2021, our Sponsor transferred 25,000 Founder Shares each to three of our independent directors of the Company. Subsequent to these transfers, our Sponsor held 5,675,000 Founder Shares. Our Sponsor, together with three independent directors, currently own 5,750,000 Class F common stock.

In connection with the consummation of our Initial Public Offering, our Sponsor purchased an aggregate of 5,066,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (or $7,600,000 in the aggregate) in the Private Placement. Each Private Placement Warrant entitles the holder to purchase one Class A common stock at $11.50 per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In September 2020, our Sponsor purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In November 2020, our Sponsor surrendered 2,875,000 shares of Class F common stock to the Company for no consideration, resulting in an aggregate of 5,750,000 shares of Class F common stock being issued and outstanding. During 2021, our Sponsor transferred 25,000 Founder Shares each to three of our independent directors of the Company. Subsequent to these transfers, our Sponsor held 5,675,000 Founder Shares.

In addition, our Sponsor purchased an aggregate of 5,066,667 Private Placement Warrants for a purchase price of $1.50 per Warrant in the Private Placement that closed simultaneously with the closing of the Initial Public Offering. As such, our Sponsor’s interest in this transaction is valued at $7,600,000. Each Private Placement Warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

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

Prior to the Initial Public Offering, our Sponsor loaned us an aggregate of $61,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due on the earlier of July 31, 2021 and the closing of the Initial Public Offering. We repaid the promissory note in full on January 6, 2021.

We entered into an agreement with an affiliate of our Sponsor pursuant to which we pay a total of $20,000 per month for office space and related support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or affiliates of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or affiliates of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm WithumSmith+Brown, PC “Withum” since inception include:

	For the year ended December 31, 2021	For the period from August 28, 2020 (inception) through December 31, 2020
Audit Fees(1)	$99,601	$40,170
Audit-Related Fees(2)	—	—
Tax Fees(3)	7,725	—
All Other Fees(4)	—	—
Total	$107,326	$40,170
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
2.Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and the period from August 28, 2020 (inception) through December 31, 2020.
3.Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for fees for professional services related to tax compliance, tax planning or tax advice for the year ended December 31, 2021 and the period from August 28, 2020 (inception) through December 31, 2020.
4.All other fees consist of fees billed for all other services. We did not pay Withum for other services for the year ended December 31, 2021 and the period from August 28, 2020 (inception) through December 31, 2020.

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

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on November 20, 2020).

4.1
Warrant Agreement, dated January 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Amendment No. 1 to Form S-1 filed by the Registrant on December 23, 2020).

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Amendment No. 1 to Form S-1 filed by the Registrant on December 23, 2020).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Amendment No. 1 to Form S-1 filed by the Registrant on December 23, 2020).

4.5*	Description of Securities.

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

10.15*	Indemnity Agreement, dated December 28, 2021, between the Company and Christopher W. Haga.

10.16
Promissory Note, dated February 28, 2022, issued by Fortress Value Acquisition Corp. III to Fortress Acquisition Sponsor III LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

24.1*	Power of Attorney (included on the signature page hereof).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Changes in Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith
**Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 29th day of March, 2022.

Fortress Value Acquisition Corp. III

By:	/s/ Andrew A. McKnight
Name: Andrew A. McKnight
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew A. McKnight and Daniel N. Bass and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew A. McKnight	Chief Executive Officer, Director	March 29, 2022
Andrew A. McKnight

/s/ Daniel N. Bass	Chief Financial Officer	March 29, 2022
Daniel N. Bass

/s/ Joshua A. Pack	Chairman	March 29, 2022
Joshua A. Pack

/s/ Marc Furstein	Director	March 29, 2022
Marc Furstein

/s/ Leslee Cowen	Director	March 29, 2022
Leslee Cowen

Director
Noha H. Carrington

/s/ Amy Noblin	Director	March 29, 2022
Amy Noblin

/s/ Christopher W. Haga	Director	March 29, 2022
Christopher W. Haga
150