Form 10-Q
period 2022-06-30
Fortress Value Acquisition Corp. III
filed 2022-08-09
CIK 1824434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or
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
Yes ☒ No ☐

As of August 4, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

Fortress Value Acquisition Corp. III
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

FORTRESS VALUE ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$133,006	$132,907
Prepaid expenses	245,627	312,153
Total current assets	378,633	445,060
Investments held in Trust Account	230,257,369	230,026,609
Total Assets	$230,636,002	$230,471,669

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$2,646,631	$3,171,660
Note payable and other amounts due to affiliates (see Note 3)	1,095,007	—
Franchise tax payable	19,816	200,000
Income tax payable	5,113	—
Total current liabilities	3,766,567	3,371,660
Deferred underwriting commissions payable	8,050,000	8,050,000
Warrant liabilities	1,740,000	8,295,334
Total Liabilities	13,556,567	19,716,994

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at redemption value as of June 30, 2022 and December 31, 2021, respectively	230,055,317	230,000,000

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively	—	—
Class F common stock, $0.0001 par value; 50,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,976,457)	(19,245,900)
Total Stockholders’ Equity	(12,975,882)	(19,245,325)
Total Liabilities and Stockholders’ Equity	$230,636,002	$230,471,669

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$207,390	$2,682,326	$461,396	$4,485,869
Franchise tax expense	49,863	49,863	97,634	99,178
Loss from operations	(257,253)	(2,732,189)	(559,030)	(4,585,047)

Other income (loss):
Interest and dividend income	310,505	8,221	333,569	18,790
Decrease in fair value of warrant liabilities	2,513,333	1,277,371	6,555,334	3,910,720
Fair value in excess of cash received for Private Placement Warrants	—	—	—	(2,396,195)
Offering costs related to warrant liabilities	—	—	—	(495,479)
Total other income (loss)	2,823,838	1,285,592	6,888,903	1,037,836

Net income (loss) before provision for income taxes	2,566,585	(1,446,597)	6,329,873	(3,547,211)
Provision for income taxes	5,113	—	5,113	—
Net income (loss)	$2,561,472	$(1,446,597)	$6,324,760	$(3,547,211)

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.05)	$0.22	$(0.12)

Weighted average shares outstanding, Class F common stock	5,750,000	5,750,000	5,750,000	5,725,138
Basic and diluted net income (loss) per share, Class F common stock	$0.09	$(0.05)	$0.22	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the three and six months ended June 30, 2022
	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(19,245,900)	$(19,245,325)
Net income	—	—	—	—	—	3,763,288	3,763,288
Balance - March 31, 2022	—	$—	5,750,000	$575	$—	$(15,482,612)	$(15,482,037)
Remeasurement of Class A common stock subject to possible redemption to redemption value (see Note 6)	—	—	—	—	—	(55,317)	(55,317)
Net income	—	—	—	—	—	2,561,472	2,561,472
Balance - June 30, 2022	—	$—	5,750,000	$575	$—	$(12,976,457)	$(12,975,882)

	For the three and six months ended June 30, 2021
	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(19,749)	$5,251
Remeasurement of Class A common stock subject to possible redemption to redemption value	—	—	—	—	(24,425)	(20,923,671)	(20,948,096)
Net loss	—	—	—	—	—	(2,100,614)	(2,100,614)
Balance - March 31, 2021	—	$—	5,750,000	$575	$—	$(23,044,034)	$(23,043,459)
Net loss	—	—	—	—	—	(1,446,597)	(1,446,597)
Balance - June 30, 2021	—	$—	5,750,000	$575	$—	$(24,490,631)	$(24,490,056)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$6,324,760	$(3,547,211)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income from investments held in Trust Account	(333,569)	(18,790)
Decrease in fair value of warrant liabilities	(6,555,334)	(3,910,720)
Fair value in excess of cash received for Private Placement Warrants	—	2,396,195
Offering costs related to warrant liabilities	—	495,479
Changes in operating assets and liabilities:
Prepaid expenses	66,526	(750,910)
Accounts payable and accrued expenses	(405,022)	2,946,379
Franchise tax payable	(180,184)	99,178
Income tax payable	5,113	—
Net cash used in operating activities	(1,077,710)	(2,290,400)

Cash Flows from Investing Activities:
Interest and dividend income withdrawn from Trust Account	102,809	—
Cash deposited in Trust Account		(230,000,000)
Net cash provided by (used in) investing activities	102,809	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from Sponsor loan	975,000	—
Repayment of Sponsor loan	—	(61,000)
Proceeds received from Initial Public Offering of Units, net of underwriting commissions paid	—	225,400,000
Payment of offering costs	—	(37,050)
Proceeds received from issuance of Private Placement Warrants	—	7,600,000
Net cash provided by financing activities	975,000	232,901,950

Net change in cash	99	611,550
Cash - beginning of the period	132,907	5,328
Cash - end of the period	$133,006	$616,878

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$—	$8,050,000

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

All activity from August 28, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the completion of the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering.

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

As of June 30, 2022, the Company had $133,006 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Stockholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount in the Trust Account (approximately $10.00 per share as of June 30, 2022), plus any pro-rata interest and dividends earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company’s amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro-rata portion of the amount then in the Trust Account, plus any pro-rata interest and dividends earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (and up to $100,000 of interest and dividends to pay dissolution expenses).

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

Liquidity and capital resources, mandatory redemption date and going concern

As of June 30, 2022, the Company had $133,006 in cash, $2,646,631 of accounts payable and accrued expenses, $975,000 of Working Capital Loans, $120,007 of other amounts due to affiliates, $19,816 of franchise tax payable and $5,113 of income tax payable. As such, the Company does not believe it has sufficient liquidity to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”) (see Note 3).

If the Company is unable to complete a Business Combination by January 7, 2023, the Company will cease all operations except for the purpose of winding up. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 7, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company were unable to continue as a going concern.

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

COVID-19

An outbreak of respiratory disease which caused a global pandemic continues to impact global markets. This coronavirus has resulted in enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to markets, supply chains and customer activity, as well as general concern and uncertainty. Although a number of vaccines for COVID-19 have been developed and are being deployed in certain countries, including the United States, the timing for widespread vaccination is uncertain, and these vaccines may be less effective against new mutated strains of the virus. The impact of this coronavirus continues to affect the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time.

Management continues to evaluate the impact of the COVID-19 pandemic and while the virus could have an adverse effect on the future financial results, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2021 filed on Form 10-K with the SEC on March 30, 2022.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Investments held in trust account

The proceeds held in the Trust Account may only be invested (i) in U.S. government treasury bills with a maturity of 185 days or less or (ii) in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are currently invested in a U.S. Treasury securities money market fund, which are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of these U.S. Treasury securities is included in interest and dividend income in the unaudited condensed statements of operations. The Company had $230,257,369 and $230,026,609 of investments held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively. Consistent with the Company's desire to comply with the terms of the proposed safe harbor outlined in the 2022 Proposed Rule, the Company may elect to hold such proceeds in a non-interest bearing account. If the Company makes such an election, the funds held in the Trust Account will not increase, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public stockholders.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and totaled $13,193,049, inclusive of $8,050,000 in deferred underwriting commissions and $256,879 in unpaid offering costs as of June 30, 2022. Offering costs of $12,697,570 were related to the issuance of Class A common stock and charged to temporary equity and $495,479 of the offering costs were related to the warrant liabilities and charged to the unaudited condensed statement of operations upon the completion of the Initial Public Offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption at the redemption value were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets (see Note 6).

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

Net income (loss) per common share, basic and diluted for Class A common stock for the three and six months ended June 30, 2022 were calculated by dividing (i) the allocation of net income of $2,049,178 and $5,059,808, respectively, by (ii) the weighted average number of shares of Class A common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class F common stock for the three and six months ended June 30, 2022 were calculated by dividing (i) the allocation of net income of $512,294 and $1,264,952, respectively, by (ii) the weighted average number of shares of Class F common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class A common stock for the three and six months ended June 30, 2021 were calculated by dividing (i) the allocation of net loss of $1,157,278 and $2,837,769, respectively, by (ii) the weighted average number of shares of Class A common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class F common stock for the three and six months ended June 30, 2021 were calculated by dividing (i) the allocation of net loss of $289,319 and $709,442, respectively, by (ii) the weighted average number of shares of Class F common stock outstanding for the respective periods.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, respectively, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

On February 28, 2022, the Sponsor loaned the Company $175,000 through a note payable. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a conversion price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required. On April 11, 2022 and May 25, 2022, the Sponsor loaned the Company an additional $650,000 and $150,000, respectively, under similar terms discussed above. These amounts are included within Note payable and other amounts due to affiliates in the June 30, 2022 unaudited condensed balance sheet.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Office space and related support services

During January 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred $60,000 and $120,000, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement. During the three and six months ended June 30, 2021, the Company incurred $60,000 and $117,419, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement. As of June 30, 2022, the Company has a payable to an affiliate of the Sponsor for $120,000 in expenses for services. These amounts are included within Note payable and other amounts due to affiliates in the June 30, 2022 condensed balance sheet.

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

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2021	$8,295,334
Decrease in fair value of warrant liabilities	(4,042,001)
Warrant liabilities as of March 31, 2022	4,253,333
Decrease in fair value of warrant liabilities	(2,513,333)
Warrant liabilities as of June 30, 2022	$1,740,000

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

6.    Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of June 30, 2022, the Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds at Initial Public Offering date	$230,000,000
Less:
Initial fair value of public warrant liability	(8,250,526)
Class A common stock offering costs	(12,697,570)
Plus:
Remeasurement of Class A common stock subject to possible redemption to redemption value	20,948,096
Class A common stock subject to possible redemption as of December 31, 2021	230,000,000
Plus:
Remeasurement of Class A common stock subject to possible redemption to redemption value	55,317
Class A common stock subject to possible redemption as of June 30, 2022	$230,055,317

7.    Stockholders’ Equity

Class A common stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the shares of Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding and all shares of Class A common stock were subject to possible redemption and included in temporary equity (see Note 6).

Class F common stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share on each matter on which they are entitled to vote. The Class F common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class F common stock issued and outstanding.

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

Preferred stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021 there were no shares of preferred stock, respectively, issued and outstanding.

8.    Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	Fair Value
	June 30, 2022	December 31, 2021	Valuation Method
Assets
Investments held in Trust Account	$230,257,369	$230,026,609	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$828,000	$3,634,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$912,000	$—	Level 2 - Quoted prices for similar liabilities in active markets
	—	4,661,334	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities

As of June 30, 2022 and December 31, 2021, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments. Due to the use of quoted prices for similar instruments in active markets (Level 2) to estimate the fair value of the Private Placement Warrants, the Company had transfers out of Level 3 with a fair value at the time of the transfer totaling $2,229,333. The Private Placement Warrants had a decrease in fair value of $2,432,001 during the three months ended March 31, 2022, prior to the transfer.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury securities money market fund as of June 30, 2022 and December 31, 2021. None of the balance in the Trust Account was held in cash as of June 30, 2022 and December 31, 2021.

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of December 31, 2021	$4,661,334	$3,634,000	$8,295,334
Change in fair value(1)	(2,432,001)	(1,610,000)	(4,042,001)
Fair value as of March 31, 2022	2,229,333	2,024,000	4,253,333
Change in fair value(1)	(1,317,333)	(1,196,000)	(2,513,333)
Fair value as of June 30, 2022	$912,000	$828,000	$1,740,000
(1)Changes in valuation are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.

9.    Income Tax

The Company’s net deferred tax asset is as follows:

June 30, 2022
Deferred tax asset
Organizational costs and net operating loss	$1,182,668
Total deferred tax asset	1,182,668
Valuation allowance	(1,182,668)
Deferred tax asset, net of valuation allowance	$—

The income tax provision consists of the following:

June 30, 2022
Federal:
Current	$5,113
Deferred	(52,459)

State:
Current	—
Deferred	—
Change in valuation allowance	52,459
Income tax provision	$5,113

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

10.    Subsequent Events

The notes to the unaudited condensed financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2022 (referred to as “subsequent events”) through the date these unaudited condensed financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the unaudited condensed financial statements.

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

For the three months ended June 30, 2022, we had net income of $2,561,472 which consisted of $310,505 in interest and dividend income and a non-cash $2,513,333 decrease in fair value of warrant liabilities, partially offset by $207,390 in general and administrative expenses, $49,863 in franchise tax expense and $5,113 in provision for income taxes. General and administrative expenses were primarily comprised of insurance expense, professional fees and administrative fees.

For the six months ended June 30, 2022, we had net income of $6,324,760 which consisted of $333,569 in interest and dividend income and a non-cash $6,555,334 decrease in fair value of warrant liabilities, partially offset by $461,396 in general and administrative expenses, $97,634 in franchise tax expense and $5,113 in provision for income taxes. General and administrative expenses were primarily comprised of insurance expense, professional fees and administrative fees.

For the three months ended June 30, 2021, we had a net loss of $1,446,597 which consisted of $2,682,326 in general and administrative expenses and $49,863 in franchise tax expense. These losses and expenses were partially offset by $8,221 related to interest and dividend income and a non-cash $1,277,371 decrease in fair value of warrant liabilities. General and administrative expenses were primarily comprised of professional fees.

For the six months ended June 30, 2021, we had a net loss of $3,547,211 which consisted of a non-cash loss of $2,396,195 on the excess of fair value over cash received for the Private Placement Warrants, $495,479 in offering costs related to warrant liabilities, $4,485,869 in general and administrative expenses and $99,178 in franchise tax expense. These losses and expenses were partially offset by $18,790 related to interest and dividend income and a non-cash $3,910,720 decrease in fair value of warrant liabilities. General and administrative expenses were primarily comprised of professional fees.

Liquidity and Capital Resources, Mandatory Redemption Date and Going Concern

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2022, the Company had $133,006 in cash, $2,646,631 of accounts payable and accrued expenses, $975,000 of Working Capital Loans, $120,007 of other amounts due to affiliates, $19,816 of franchise tax payable and $5,113 of income tax payable. As such, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. On February 28, 2022, our Sponsor loaned us $175,000 through a note payable. If we complete a Business Combination, we would repay the working capital loans (“Working Capital Loans”) out of the proceeds of the Trust Account released to us. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a conversion price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. Our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide additional Working Capital Loans to us as may be required. On April 11, 2022 and May 25, 2022, the Sponsor loaned the Company an additional $650,000 and $150,000, respectively.

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

If we are unable to complete a Business Combination by January 7, 2023, we will cease all operations except for the purpose of winding up. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 7, 2023 raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if we were unable to continue as a going concern.

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

On February 28, 2022, our Sponsor loaned us $175,000 through a note payable. If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. Our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. On April 11, 2022 and May 25, 2022, our Sponsor loaned us an additional $650,000 and $150,000, respectively, under similar terms discussed above.

Office space and related support services

During January 2021, we entered into an agreement with an affiliate of our Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three and six months ended June 30, 2022, we incurred $60,000 and $120,000, respectively, in expenses for services provided by an affiliate of our Sponsor in connection with the aforementioned agreement. During the three and six months ended June 30, 2021, we incurred $60,000 and $117,419, respectively, in expenses for services provided by an affiliate of our Sponsor in connection with the aforementioned agreement. As of June 30, 2022, we have a payable to an affiliate of the Sponsor for $120,000 in expenses for services.

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

Critical Accounting Policies and Estimates

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity”. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption at the redemption value were presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Net income (loss) per common share, basic and diluted for Class A common stock for the three and six months ended June 30, 2022 were calculated by dividing (i) the allocation of net income of $2,049,178 and $5,059,808, respectively, by (ii) the weighted average number of shares of Class A common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class F common stock for the three and six months ended June 30, 2022 were calculated by dividing (i) the allocation of net income of $512,294 and $1,264,952, respectively, by (ii) the weighted average number of shares of Class F common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class A common stock for the three and six months ended June 30, 2021 were calculated by dividing (i) the allocation of net loss of $1,157,278 and $2,837,769, respectively, by (ii) the weighted average number of shares of Class A common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class F common stock for the three and six months ended June 30, 2021 were calculated by dividing (i) the allocation of net loss of $289,319 and $709,442, respectively, by (ii) the weighted average number of shares of Class F common stock outstanding for the respective periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective June 30, 2022. During the quarter ended June 30, 2022, the Company completed the remediation efforts described below.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the complex financial instruments. Our management has expended a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and improved these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The foregoing actions, which we believe remediated the previously identified material weakness in internal control over financial reporting, were completed as of June 30, 2022.

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

10.1
Promissory Note, dated March 25, 2022, issued by Fortress Value Acquisition Corp. III to Fortress Acquisition Sponsor III LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 26, 2022).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Changes in Stockholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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
Date: August 9, 2022