Form 10-Q
period 2022-09-30
Fortress Value Acquisition Corp. III
filed 2022-11-14
CIK 1824434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fifth of one redeemable warrant	FVT.U	New York Stock Exchange

Class A common stock, par value $0.0001 per share	FVT	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share		OTC

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
Yes ☒ No ☐

As of November 11, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

Fortress Value Acquisition Corp. III
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

FORTRESS VALUE ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$202,881	$132,907
Prepaid expenses	149,648	312,153
Total current assets	352,529	445,060
Investments held in Trust Account	231,077,763	230,026,609
Total Assets	$231,430,292	$230,471,669

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$2,711,037	$3,171,660
Notes payable and other amounts due to affiliates (see Note 3)	1,155,007	—
Franchise tax payable	30,546	200,000
Total current liabilities	3,896,590	3,371,660
Deferred underwriting commissions payable	8,050,000	8,050,000
Warrant liabilities	966,667	8,295,334
Total Liabilities	12,913,257	19,716,994

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at redemption value as of September 30, 2022 and December 31, 2021, respectively	230,995,863	230,000,000

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively	—	—
Class F common stock, $0.0001 par value; 50,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,479,403)	(19,245,900)
Total Stockholders’ Equity	(12,478,828)	(19,245,325)
Total Liabilities and Stockholders’ Equity	$231,430,292	$230,471,669

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$276,280	$307,395	$737,676	$4,793,265
Franchise tax expense	50,411	50,411	148,045	149,589
Loss from operations	(326,691)	(357,806)	(885,721)	(4,942,854)

Other income (loss):
Interest and dividend income	1,037,199	2,960	1,370,768	21,750
Decrease in fair value of warrant liabilities	773,333	3,664,000	7,328,667	7,574,721
Fair value in excess of cash received for Private Placement Warrants	—	—	—	(2,396,195)
Offering costs related to warrant liabilities	—	—	—	(495,479)
Total other income (loss)	1,810,532	3,666,960	8,699,435	4,704,797

Net income (loss) before provision for income taxes	1,483,841	3,309,154	7,813,714	(238,057)
Provision for income taxes	46,241	—	51,354	—
Net income (loss)	$1,437,600	$3,309,154	$7,762,360	$(238,057)

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.05	$0.12	$0.27	$(0.01)

Weighted average shares outstanding, Class F common stock	5,750,000	5,750,000	5,750,000	5,733,516
Basic and diluted net income (loss) per share, Class F common stock	$0.05	$0.12	$0.27	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the three and nine months ended September 30, 2022
	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(19,245,900)	$(19,245,325)
Net income	—	—	—	—	—	3,763,288	3,763,288
Balance - March 31, 2022	—	—	5,750,000	575	—	(15,482,612)	(15,482,037)
Remeasurement of Class A common stock subject to possible redemption to redemption value (see Note 6)	—	—	—	—	—	(55,317)	(55,317)
Net income	—	—	—	—	—	2,561,472	2,561,472
Balance - June 30, 2022	—	—	5,750,000	575	—	(12,976,457)	(12,975,882)
Remeasurement of Class A common stock subject to possible redemption to redemption value (see Note 6)	—	—	—	—	—	(940,546)	(940,546)
Net income	—	—	—	—	—	1,437,600	1,437,600
Balance - September 30, 2022	—	$—	5,750,000	$575	$—	$(12,479,403)	$(12,478,828)

	For the three and nine months ended September 30, 2021
	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(19,749)	$5,251
Remeasurement of Class A common stock subject to possible redemption to redemption value	—	—	—	—	(24,425)	(20,923,671)	(20,948,096)
Net loss	—	—	—	—	—	(2,100,614)	(2,100,614)
Balance - March 31, 2021	—	—	5,750,000	575	—	(23,044,034)	(23,043,459)
Net loss	—	—	—	—	—	(1,446,597)	(1,446,597)
Balance - June 30, 2021	—	—	5,750,000	575	—	(24,490,631)	(24,490,056)
Net income	—	—	—	—	—	3,309,154	3,309,154
Balance - September 30, 2021	—	$—	5,750,000	$575	$—	$(21,181,477)	$(21,180,902)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,762,360	$(238,057)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income from investments held in Trust Account	(1,370,768)	(21,750)
Decrease in fair value of warrant liabilities	(7,328,667)	(7,574,721)
Fair value in excess of cash received for Private Placement Warrants	—	2,396,195
Offering costs related to warrant liabilities	—	495,479
Changes in operating assets and liabilities:
Prepaid expenses	162,505	(530,737)
Accounts payable and accrued expenses	(280,616)	2,824,968
Franchise tax payable	(169,454)	149,589
Net cash used in operating activities	(1,224,640)	(2,499,034)

Cash Flows from Investing Activities:
Interest and dividend income withdrawn from Trust Account	319,614	—
Cash deposited in Trust Account	—	(230,000,000)
Net cash provided by (used in) investing activities	319,614	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from Sponsor loan	975,000	—
Repayment of Sponsor loan	—	(61,000)
Proceeds received from Initial Public Offering of Units, net of underwriting commissions paid	—	225,400,000
Payment of offering costs	—	(122,050)
Proceeds received from issuance of Private Placement Warrants	—	7,600,000
Net cash provided by financing activities	975,000	232,816,950

Net change in cash	69,974	317,916
Cash - beginning of the period	132,907	5,328
Cash - end of the period	$202,881	$323,244

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$75,000	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$—	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

All activity from August 28, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the completion of the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering.

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
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had $202,881 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination or redeeming the Public Shares if the Company is unable to complete its Business Combination within the Combination Period. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Stockholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount in the Trust Account (approximately $10.00 per share as of September 30, 2022), plus any pro-rata interest and dividends earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company’s amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

If the Company is unable to complete a Business Combination within 24 months (January 2023) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholder and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. See section “Special Meeting to allow early redemption and liquidation” below.

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
SEPTEMBER 30, 2022
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

Liquidity and capital resources, mandatory redemption date and going concern

As of September 30, 2022, the Company had $202,881 in cash, $2,711,037 of accounts payable and accrued expenses, $975,000 of notes payable (working capital loans), $180,007 of other amounts due to affiliates and $30,546 of franchise tax payable. As such, the Company does not believe it has sufficient liquidity to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (see Note 3).

If the Company is unable to complete a Business Combination by January 7, 2023 or the Amended Termination Date as defined in section “Special Meeting to allow early redemption and liquidation” below, the Company will cease all operations except for the purpose of winding up. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 7, 2023 or the Amended Termination Date raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company were unable to continue as a going concern.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Special Meeting to allow early redemption and liquidation

On November 1, 2022, the Company filed a definitive proxy statement relating to a special meeting of shareholders to approve (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment Proposal”) and (ii), an amendment to the Investment Management Trust Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Public Shares in advance of the Company’s contractual expiration date of January 7, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “Business Combination”) from January 7, 2023 to the later of (x) November 22, 2022 or (y) the date of effectiveness of the second amended and restated charter (the “Amended Termination Date”).

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will immediately after the special meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter, redeem all Public Shares (the “Mandatory Redemption”). The Company expects to complete the Mandatory Redemption on or around November 23, 2022, if shareholders approve the Proposals. Additionally, the last day of trading of the Public Shares will be November 22, 2022, if shareholders approve the Proposals. As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.

The virtual special meeting will be held on Tuesday, November 22, 2022 at 9:00 a.m. Eastern Time, and the record date for the meeting is the close of business (New York time) on October 27, 2022.

Pursuant to the amended and restated certificate, a Public Stockholder may request that the Company redeem all or a portion of its Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by the Company’s Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption.

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2021 filed on Form 10-K with the SEC on March 30, 2022.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Investments held in trust account

The proceeds held in the Trust Account may only be invested (i) in U.S. government treasury bills with a maturity of 185 days or less or (ii) in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are currently invested in a U.S. Treasury securities money market fund, which are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of these U.S. Treasury securities are included in interest and dividend income in the unaudited condensed statements of operations. The Company had $231,077,763 and $230,026,609 of investments held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively. Consistent with the Company's desire to comply with the terms of the proposed safe harbor outlined in the 2022 Proposed Rule, the Company may elect to hold such proceeds in a non-interest bearing account. If the Company makes such an election, the funds held in the Trust Account will not increase, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public stockholders.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and totaled $13,193,049, inclusive of $8,050,000 in deferred underwriting commissions and $256,879 in unpaid offering costs as of September 30, 2022. Offering costs of $12,697,570 were related to the issuance of Class A common stock and charged to temporary equity and $495,479 of the offering costs were related to the warrant liabilities and charged to the condensed statement of operations upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption at the redemption value were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets (see Note 6).

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per common share, basic and diluted for Class A common stock for the three and nine months ended September 30, 2022 were calculated by dividing (i) the allocation of net income of $1,150,080 and $6,209,888, respectively, by (ii) the weighted average number of shares of Class A common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class F common stock for the three and nine months ended September 30, 2022 were calculated by dividing (i) the allocation of net income of $287,520 and $1,552,472, respectively, by (ii) the weighted average number of shares of Class F common stock outstanding for the respective periods.

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
SEPTEMBER 30, 2022
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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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

Notes payable—related party

Prior to the Initial Public Offering, the Sponsor loaned the Company an aggregate of $61,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due on the earlier of July 31, 2021 and the closing of the Initial Public Offering. The Company repaid the promissory note in full on January 6, 2021.

On February 28, 2022, the Sponsor loaned the Company $175,000 through a note payable. If the Company completes a Business Combination, the Company may repay the working capital loans out of the proceeds of the Trust Account released to the Company. The working capital loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a conversion price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required. On April 11, 2022 and May 25, 2022, the Sponsor loaned the Company an additional $650,000 and $150,000, respectively, under similar terms discussed above. These amounts are included within Notes payable and other amounts due to affiliates in the September 30, 2022 unaudited condensed balance sheet.

Office space and related support services

During January 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred $60,000 and $180,000, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement. During the three and nine months ended September 30, 2021, the Company incurred $60,000 and $177,419, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement. As of September 30, 2022, the Company has a payable to an affiliate of the Sponsor for $180,000 in expenses for services. These amounts are included within Notes payable and other amounts due to affiliates in the September 30, 2022 condensed balance sheet.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Stockholders upon liquidation in accordance with the terms of the underwriting agreement entered into in connection with the Initial Public Offering. In connection with the liquidation, the underwriters will forfeit any rights or claims to the deferred underwriting commission.

5.    Warrant Liabilities

The Company has outstanding Public Warrants to purchase an aggregate of 4,600,000 shares of the Company’s common stock and outstanding Private Placement Warrants to purchase an aggregate of 5,066,667 shares of the Company’s common stock (including warrants issued in connection with the exercise of the over-allotment option).

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2021	$8,295,334
Decrease in fair value of warrant liabilities	(4,042,001)
Warrant liabilities as of March 31, 2022	4,253,333
Decrease in fair value of warrant liabilities	(2,513,333)
Warrant liabilities as of June 30, 2022	1,740,000
Decrease in fair value of warrant liabilities	(773,333)
Warrant liabilities as of September 30, 2022	$966,667

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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

6.    Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
As of September 30, 2022, the Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds at Initial Public Offering date	$230,000,000
Less:
Initial fair value of public warrant liability	(8,250,526)
Class A common stock offering costs	(12,697,570)
Plus:
Remeasurement of Class A common stock subject to possible redemption to redemption value	20,948,096
Class A common stock subject to possible redemption as of December 31, 2021	230,000,000
Plus:
Remeasurement of Class A common stock subject to possible redemption to redemption value	995,863
Class A common stock subject to possible redemption as of September 30, 2022	$230,995,863

7.    Stockholders’ Equity

Class A common stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the shares of Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding and all shares of Class A common stock were subject to possible redemption and included in temporary equity (see Note 6).

Class F common stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share on each matter on which they are entitled to vote. The Class F common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class F common stock issued and outstanding.

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
SEPTEMBER 30, 2022
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

Preferred stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock, respectively, issued or outstanding.

8.    Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	Fair Value
	September 30, 2022	December 31, 2021	Valuation Method
Assets
Investments held in Trust Account	$231,077,763	$230,026,609	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$460,000	$3,634,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$506,667	$—	Level 2 - Quoted prices for similar liabilities in active markets
	—	4,661,334	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities

As of September 30, 2022 and December 31, 2021, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments. Due to the use of quoted prices for similar instruments in active markets (Level 2) to estimate the fair value of the Private Placement Warrants, the Company had transfers out of Level 3 with a fair value at the time of the transfer totaling $2,229,333. The Private Placement Warrants had a decrease in fair value of $2,432,001 during the three months ended March 31, 2022, prior to the transfer.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury securities money market fund as of September 30, 2022 and December 31, 2021. None of the balance in the Trust Account was held in cash as of September 30, 2022 and December 31, 2021.

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of December 31, 2021	$4,661,334	$3,634,000	$8,295,334
Change in fair value(1)	(2,432,001)	(1,610,000)	(4,042,001)
Fair value as of March 31, 2022	2,229,333	2,024,000	4,253,333
Change in fair value(1)	(1,317,333)	(1,196,000)	(2,513,333)
Fair value as of June 30, 2022	912,000	828,000	1,740,000
Change in fair value(1)	(405,333)	(368,000)	(773,333)
Fair value as of September 30, 2022	$506,667	$460,000	$966,667
(1)Changes in valuation are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.

FORTRESS VALUE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
9.    Income Tax

The Company’s net deferred tax asset is as follows:

September 30, 2022
Deferred tax asset
Organizational costs and net operating loss	$1,079,704
Total deferred tax asset	1,079,704
Valuation allowance	(1,079,704)
Deferred tax asset, net of valuation allowance	$—

The provision for income taxes consists of the following:

September 30, 2022
Federal:
Current	$51,354
Deferred	50,505

State:
Current	—
Deferred	—
Change in valuation allowance	(50,505)
Provision for income taxes	$51,354

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

10.    Subsequent Events

The notes to the unaudited condensed financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2022 (referred to as “subsequent events”) through the date these unaudited condensed financial statements were issued.

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

Recent Developments

Special Meeting to allow early redemption and liquidation

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

On November 1, 2022, the Company filed a definitive proxy statement relating to a special meeting of shareholders to approve (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment Proposal”) and (ii), an amendment to the Investment Management Trust Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Public Shares in advance of the Company’s contractual expiration date of January 7, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “Business Combination”) from January 7, 2023 to the later of (x) November 22, 2022 or (y) the date of effectiveness of the second amended and restated charter (the “Amended Termination Date”).

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will immediately after the special meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter, redeem all Public Shares (the “Mandatory Redemption”). The Company expects to complete the Mandatory Redemption on or around November 23, 2022, if shareholders approve the Proposals. Additionally, the last day of trading of the Public Shares will be November 22, 2022, if shareholders approve the Proposals. As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.

The virtual special meeting will be held on Tuesday, November 22, 2022 at 9:00 a.m. Eastern Time, and the record date for the meeting is the close of business (New York time) on October 27, 2022.

Pursuant to the amended and restated certificate, a Public Stockholder may request that the Company redeem all or a portion of its Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by our Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption.

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

For the three months ended September 30, 2022, we had net income of $1,437,600 which consisted of $1,037,199 in interest and dividend income and a non-cash $773,333 decrease in fair value of warrant liabilities, partially offset by $276,280 in general and administrative expenses, $50,411 in franchise tax expense and $46,241 in provision for income taxes. General and administrative expenses were primarily comprised of insurance expense, professional fees and administrative fees.

For the nine months ended September 30, 2022, we had net income of $7,762,360 which consisted of $1,370,768 in interest and dividend income and a non-cash $7,328,667 decrease in fair value of warrant liabilities, partially offset by $737,676 in general and administrative expenses, $148,045 in franchise tax expense and $51,354 in provision for income taxes. General and administrative expenses were primarily comprised of insurance expense, professional fees and administrative fees.

For the three months ended September 30, 2021, we had a net income of $3,309,154 which consisted of $307,395 in general and administrative expenses and $50,411 in franchise tax expense. These losses and expenses were partially offset by $2,960 related to interest and dividend income and a non-cash $3,664,000 decrease in fair value of warrant liabilities. General and administrative expenses were primarily comprised of professional fees.

For the nine months ended September 30, 2021, we had a net loss of $238,057 which consisted of a non-cash loss of $2,396,195 on the excess of fair value over cash received for the Private Placement Warrants, $495,479 in offering costs related to warrant liabilities, $4,793,265 in general and administrative expenses and $149,589 in franchise tax expense. These losses and expenses were partially offset by $21,750 related to interest and dividend income and a non-cash $7,574,721 decrease in fair value of warrant liabilities. General and administrative expenses were primarily comprised of professional fees.

Liquidity and Capital Resources, Mandatory Redemption Date and Going Concern

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2022, the Company had $202,881 in cash, $2,711,037 of accounts payable and accrued expenses, $975,000 of notes payable (working capital loans), $180,007 of other amounts due to affiliates and $30,546 of franchise tax payable. As such, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. On February 28, 2022, our Sponsor loaned us $175,000 through a note payable. If we complete a Business Combination, we would repay the working capital loans out of the proceeds of the Trust Account released to us. The working capital loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a conversion price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. Our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide additional working capital loans to us as may be required. On April 11, 2022 and May 25, 2022, the Sponsor loaned the Company an additional $650,000 and $150,000, respectively.

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

In the event the Proposals are not approved and we are unable to complete a Business Combination by January 7, 2023, we will cease all operations except for the purpose of winding up. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 7, 2023 raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if we were unable to continue as a going concern. See section “Special Meeting to allow early redemption and liquidation” above.

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

Notes payable—related party

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

Office space and related support services

During January 2021, we entered into an agreement with an affiliate of our Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three and nine months ended September 30, 2022, we incurred $60,000 and $180,000, respectively, in expenses for services provided by an affiliate of our Sponsor in connection with the aforementioned agreement. During the three and nine months ended September 30, 2021, we incurred $60,000 and $177,419, respectively, in expenses for services provided by an affiliate of our Sponsor in connection with the aforementioned agreement. As of September 30, 2022, we have a payable to an affiliate of the Sponsor for $180,000 in expenses for services.

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

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Stockholders upon liquidation in accordance with the terms of the underwriting agreement entered into in connection with the Initial Public Offering. In connection with the liquidation, the underwriters will forfeit any rights or claims to the deferred underwriting commission.

Critical Accounting Policies and Estimates

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity”. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption at the redemption value were presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per common share, basic and diluted for Class A common stock for the three and nine months ended September 30, 2022 were calculated by dividing (i) the allocation of net income of $1,150,080 and $6,209,888, respectively, by (ii) the weighted average number of shares of Class A common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class F common stock for the three and nine months ended September 30, 2022 were calculated by dividing (i) the allocation of net income of $287,520 and $1,552,472, respectively, by (ii) the weighted average number of shares of Class F common stock outstanding for the respective periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no changes to the risk factors disclosed in “Risk Factors” included in our Annual Report for the year ended December 31, 2021 filed on Form 10-K with the SEC on March 30, 2022, except for the below.

If our stockholders do not approve the Proposals at our upcoming special meeting to be held on November 22, 2022, or any adjournment thereof, and we are not able to redeem all issued and outstanding Public Shares in calendar year 2022, the Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of a stockholder’s investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain. The Excise Tax could impact the proceeds held in the trust account, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

We have mailed to stockholders of record as of October 27, 2022 a proxy statement for a special meeting to be held on November 22, 2022 or any adjournment thereof, to vote upon the Proposals to accelerate into 2022 the date by which we must cease all operations except for the purpose of winding up if we fail to complete a Business Combination, and to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the trust account established in connection with our Initial Public Offering. This would permit us to redeem early all issued and outstanding Public Shares to return the funds to our Public Stockholders in calendar year 2022 before the Excise Tax begins to apply to stock repurchases and redemptions in 2023. If our stockholders do not approve the proposals, and we are unable to complete a business combination on or before the Original Termination Date, we will dissolve and liquidate in accordance with our Charter, and any redemptions may be subject to the Excise Tax that could reduce the per-share amount that our Public Stockholders would otherwise be entitled to receive.

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

We do not believe that our principal activities currently make us an investment company subject to the Investment Company Act. The proceeds held in the Trust Account may only be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, we do not have an agreement in place with a target for an initial business combination. Accordingly, we may not be able to complete our initial business combination within the 24-month period. If the 2022 Proposed Rules are adopted as proposed or in similar form, therefore, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule. Consistent with this intent, we may elect to hold the proceeds in a non-interest bearing account. If we make such an election the funds held in the Trust Account will not increase, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public stockholders. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate an initial business combination. If the Proposals are not approved and we are unable to complete our initial business combination within the required period, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public stockholders may receive less than $10.00 per share upon such a distribution.

We may be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”) and CFIUS may place restrictions on our ability to consummate an initial business combination.

The Sponsor is an independent subsidiary of SoftBank, a company listed on the Tokyo Stock Exchange. Therefore, the Sponsor and the Company may be deemed to be foreign for purposes of the Defense Production Act of 1950, as amended by the Foreign Investment and National Security Act of 2007 and the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”). As a result, the Company may be prohibited from acquiring certain assets that are deemed by the Committee on Foreign Investment in the United States (“CFIUS”) to affect the national security of the United States, and if the Company is permitted to obtain such assets, CFIUS may place restrictions, obligations or conditions on the Company’s ability to exercise its rights as an owner. Furthermore, other U.S. regulatory bodies may also prohibit ownership and/or control of other investments and potential investments by non-U.S. persons, resulting in limitations on the structure through which such investments may be held. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. The time required for CFIUS to conduct its review and any remedy imposed by CFIUS could prevent the Company from completing its initial business combination and require the Company to liquidate. In that case, investors would be entitled to redemption of 100% of the public shares, at a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its income taxes (less up to $100,000 of such net interest to pay dissolution expenses), by (B) the total number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). Moreover, investors would lose the investment opportunity in a target company, any price appreciation in the combined companies, and the warrants would expire worthless. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Changes in Stockholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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
Date: November 14, 2022